Form 10-K
period 2015-05-31
SOMO, INC.
filed 2015-07-24
CIK 1587285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended May 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-198771

SOMO, INC.

 (Exact name of registrant as specified in its charter)

Nevada	61-1720178	7389
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

Somo, Inc.

Vaclavske namesti 21

Prague, Czech Republic 11000

Tel. 702-751-0600

 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No []

As of July 23, 2015, the registrant had 6,210,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 23, 2015.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean SOMO, INC., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

Somo, Inc. was incorporated in the State of Nevada on July 11, 2013 and established a fiscal year end of May 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in the development and sale of mobile games for the Apple iOS and Android platforms.

We maintain our statutory registered agent's office at 2360 Corporate Circle, Suite 400, Henderson, Nevada 89074. Our business office is located at Vaclavske namesti 21, Prague, Czech Republic 11000. Our telephone number is 702-751-0600.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There has been no public market for our securities.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended May 31, 2015 was $10,361 compared to a net loss of $544 during the period from Inception (July 11, 2013) to May 31, 2014. During fiscal year ended May 31, 2015 and the period from Inception (July 11, 2013) to May 31, 2014, we have not generated any revenue.

During the fiscal year ended May 31, 2015, we incurred expenses of $10,361 compared to $544 incurred during the period from Inception (July 11, 2013) to May 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2015 our current assets were $25,837 compared to $7,998 in current assets at May 31, 2014. As of May 31, 2015, our current liabilities were $7,542 compared to $3,542 in current liabilities at May 31, 2014.

Stockholders’ equity increased from $4,456 as of May 31, 2014 to $18,295 as of May 31, 2015.

The weighted average number of shares outstanding was 5,127,178 for the year ended May 31, 2015 compared to 1,169,231 for the period from Inception (July 11, 2013) to May 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended May 31, 2015, net cash flows used in operating activities was $10,233. Net cash flows used in operating activities was $544 for the period from inception (July 11, 2013) to May 31, 2014.

Cash Flows from Investing Activities

For the year ended May 31, 2015, net cash flows used in investing activities was $690.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended May 31, 2015, net cash flows from financing activities was $28,200 received from proceeds from issuance of common stock and advance from director. For the period from inception (July 11, 2013) to May 31, 2014, net cash flows from financing activities was $8,542 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our May 31, 2015 and May 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholder's Equity
Statements of Cash Flows
Notes to Financial Statements

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Somo, Inc.

We have audited the accompanying balance sheets of Somo, Inc. (A Development Stage Company) as of May 31, 2014 and 2015, and the related statements of operations, stockholders’ equity and cash flows for the period from July 11, 2013 (inception) through May 31, 2014 and for the fiscal year ended May 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Somo, Inc. (A Development Stage Company) for the period from July 11, 2013 (inception) through May 31, 2014 and for the fiscal year ended May 31, 2015 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, the Company has limited operations and has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

June 25, 2015

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	MAY 31, 2015 (AUDITED)	MAY 31, 2014 (AUDITED)
ASSETS
Current Assets
Cash	$ 25,275	$ 7,998
Total current assets	25,275	7,998
Fixed Assets, net depreciation	562	-
Total assets	$ 25,837	$ 7,998
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Loan from shareholder	$ 7,542	$ 3,542
Total current liabilities	7,542	3,542
Total liabilities	$ 7,542	$ 3,542

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,210,000 shares issued and outstanding as at May 31, 2015; 5,000,000 shares issued and outstanding as at May 31, 2014	$ 6,210	$ 5,000
Additional paid-in-capital	22,990	-
Deficit accumulated during the development stage	(10,905)	(544)
Total stockholder’s equity	18,295	$ 4,456
Total liabilities and stockholder’s equity	$ 25,837	$ 7,998

The accompanying notes are an integral part of these financial statements.

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (AUDITED)
	Year ended May 31, 2015	For the period from inception (July 11, 2013) May 31, 2014
Expenses
General and administrative expenses	$ 10,361	$ 544
Net loss from operations	(10,361)	(544)
Net loss	$ (10,361)	$ (544)
Loss per common share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	5,127,178	1,169,231

The accompanying notes are an integral part of these financial statements.

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (JULY 11, 2013) TO MAY 31, 2015
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Common shares issued for cash at $0.001 on March 17, 2014	5,000,000	$5,000	$ -	$ -	$ 5,000
Net loss for the year				(544)	(544)
Balances as of May 31, 2014	5,000,000	$5,000	$ -	$ (544)	$ 4,456
Common shares issued for cash at $0.02	1,210,000	1,210	22,990	-	24,200
Net loss for the year	-	-	-	(10,361)	(10,361)
Balances as of May 31, 2015	6,210,000	$ 6,210	$ 22,990	(10,905)	18,295

The accompanying notes are an integral part of these financial statements.

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (AUDITED)
	Year ended May 31, 2015	For the period from inception (July 11, 2013) May 31, 2014
Operating Activities
Net loss	$ (10,361)	$ (544)
Amortization Expense	127
Net cash used in operating activities	(10,233)	(544)
Financing Activities

Investing Activities
(Increase) in Other Non-Current Asset	(690)
Net Cash provided by (used in) Investing Activities	(690)
Financing Activities
Proceeds from sale of common stock	24,200	5,000
Proceeds from loan from shareholder	4,000	3,542
Net cash provided by financing activities	28,200	8,542
Net increase in cash	17,277	7,998
Cash at beginning of the period	7,998	-
Cash at end of the period	$ 25,275	$ 7,998
Supplemental cash flow information:
Interest paid
Income taxes paid

The accompanying notes are an integral part of these financial statements.

SOMO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015 AND MAY 31, 2014

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

Somo, Inc (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2013. For the period ended May 31, 2015 the Company has elected to follow ASC 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The adoption of ASC 2014-10 allows the company to remove the inception to date information and all references to development stage.

As of May 31, 2015 the Company has not generated any revenue and has accumulated losses of $10,905.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $10,905 as of May 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2015 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended May 31, 2015.

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

Stock-Based Compensation

As of May 31, 2015 the Company has not issued any stock-based payments to its employees.  Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years.

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended May 31, 2015.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On March 17, 2014 the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.

For the year ended May 31, 2015, the Company issued 1,210,000 shares of its common stock at $0.02 per share for total proceeds of $24,200

As of May 31, 2015, the Company has 6,210,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of May 31, 2015 the Company had net operating loss carry forwards of $10,905 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 31, 2015, total loan amount was $7,542. As of May 31, 2014, total loan amount was $3,542.

 The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2015 through the date the financial statements were available to be issued, June 25, 2015, and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

 Our Chief Executive Officer and Chief Financial Officer, Olga Chernykh, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, she concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

● The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
● We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

  We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

(b) Management's report on internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Ms. Chernykh has assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. Based on this assessment she has concluded that, as of the end of the period covered by this report, the Company's internal control over financial reporting is not effective based on those criteria due to a lack of segregation of duties.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The director and Officer currently serving our Company is as follows:

Name	Age	Positions and Offices

Olga Chernykh Vaclavske namesti 21, Prague, Czech Republic 11000	28	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Olga Chernykh has acted as our President, Treasurer, Secretary and Director since our incorporation on July 11, 2013. There was no any arrangement or understanding between Ms. Chernykh and any other person(s) pursuant to which she was selected as a director of the company. For the last seven years, Ms. Chernykh has been working as a freelancer in graphic design. Ms. Chernykh intends to devote 20 hours a week of her time to planning and organizing activities of Somo, Inc. Once we expand operations, and are able to attract more customers to purchase our mobile games, Ms. Chernykh has agreed to commit more time as required.

During the past ten years, Ms. Chernykh has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Ms. Chernykh was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Chernykh’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on July 11, 2013 until May 31, 2014 and for the year ended May 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Olga Chernykh, President, Secretary and Treasurer	July 11, 2013 to May 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	June 1, 2014 to May 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Ms. Chernykh currently devotes approximately twenty hours per week to manage the affairs of the Company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of May 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of May 31, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Olga Chernykh Vaclavske namesti 21, Prague, Czech Republic 11000	5,000,000 shares of common stock (direct)	80.51%

The percent of class is based on 6,210,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 17, 2014, we issued a total of 5,000,000 shares of restricted common stock to Olga Chernykh in consideration of $5,000. Further, Ms. Chernykh has advanced funds to us. As of May 31, 2015, Olga Chernykh, the Company’s President, Treasurer, sole Director and Secretary had advanced $7,542 to the Company.  This amount is payable upon demand, unsecured, non-interest bearing, has no term.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended May 31, 2015, we incurred approximately $8,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended May 31, 2014 and for the reviews of our financial statements for the quarters ended August 31, 2014, November 30, 2014 and February 28, 2015.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1 Gillespie & Associates, PLLC

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

SOMO, INC.
Dated: July 23, 2015	By: /s/ Olga Chernykh
Olga Chernykh, President and Chief Executive Officer and Chief Financial Officer