Form 10-Q
period 2015-08-31
SOMO, INC.
filed 2015-09-22
CIK 1587285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 22, 2015
Common Stock, $0.001	6,370,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of AUGUST 31, 2015 and the results of its operations for the three month period ended AUGUST 31, 2015 and its cash flows for the three month period ended AUGUST 31, 2015.

2 | Page

3 | Page

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	AUGUST 31, 2015 (UNAUDITED)	MAY 31, 2015 (AUDITED)
ASSETS
Current Assets
Cash	$ 14,777	$ 25,275
Total current assets	14,777	25,275
Fixed Assets, net depreciation	527	562
Total assets	$ 15,304	$ 25,837
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Loan from shareholder	$ 15,542	$ 7,542
Total current liabilities	15,542	7,542
Total liabilities	$ 15,542	$ 7,542

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,370,000 shares issued and outstanding as at August 31, 2015; 6,210,000 shares issued and outstanding as at May 31, 2015;	$ 6,370	$ 6,210
Additional paid-in-capital	26,030	22,990
Deficit accumulated during the development stage	(32,638)	(10,905)
Total stockholder’s equity	(238)	$ 18,295
Total liabilities and stockholder’s equity	$ 15,304	$ 25,837

The accompanying notes are an integral part of these financial statements.

4 | Page

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended August 31, 2015	Three months ended August 31, 2014
Expenses
General and administrative expenses	$ 21,733	$ 5,826
Net loss from operations	(21,733)	(5,826)
Net loss	$ (21,733)	$ (5,826)
Loss per common share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	6,365,652	5,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended August 31, 2015	Three months ended August 31, 2014
Operating Activities
Net loss	$ (21,733)	$ (5,826)
Amortization Expense	35
Net cash used in operating activities	(21,698)	(5,826)
Financing Activities

Investing Activities
(Increase) in Other Non-Current Asset	-	(690)
Net Cash provided by (used in) Investing Activities	-	(690)
Financing Activities
Proceeds from sale of common stock	3,200	-
Proceeds from loan from shareholder	8,000	2,600
Net cash provided by financing activities	11,200	2,600
Net increase in cash	(10,498)	(3,916)
Cash at beginning of the period	25,275	7,998
Cash at end of the period	$ 14,777	$ 4,082
Supplemental cash flow information:
Interest paid
Income taxes paid

The accompanying notes are an integral part of these financial statements.

6 | Page

SOMO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2015 AND AUGUST 31, 2014

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

Somo, Inc (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2013. For the period ended August 31, 2015 the Company has elected to follow ASC 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The adoption of ASC 2014-10 allows the company to remove the inception to date information and all references to development stage.

As of August 31, 2015 the Company has not generated any revenue and has accumulated losses of $32,638.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $32,638 as of August 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2015 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended August 31, 2015.

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

Stock-Based Compensation

As of August 31, 2015 the Company has not issued any stock-based payments to its employees.  Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years.

8 | Page

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended August 31, 2015.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On March 17, 2014 the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.

For the year ended May 31, 2015, the Company issued 1,210,000 shares of its common stock at $0.02 per share for total proceeds of $24,200.

For the three month period ended August 31, 2015, the Company issued 160,000 shares of its common stock at $0.02 per share for total proceeds of $3,200.

As of August 31, 2015, the Company has 6,370,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of August 31, 2015 the Company had net operating loss carry forwards of $32,638 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2015, total loan amount was $15,542. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2015 through the date the financial statements were available to be issued, September 18, 2015, and has determined that there are no items to disclose.

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

10 | Page

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on July 11, 2013 to August 31, 2015.  As of August 31, 2015, we had total assets of $15,304 and total liabilities of $15,542.  Since our inception to AUGUST 31, 2015, we have accumulated a deficit of $32,638. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended August 31, 2015 Compared to the three Month Period Ended August 31, 2014

Our net loss for the three month period ended August 31, 2015 was $21,733 compared to a net loss of $5,826 during the three month period ended August 31, 2014. During the three month period ended AUGUST 31, 2015, we have not generated   any revenue.

The weighted average number of shares outstanding was 6,365,652 for the Three month period ended August 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2015, our total assets were $15,304 compared to $25,837 in total assets at May 31, 2015. As of August 31, 2015 our total assets were comprised of $14,877 in cash and $527 in fixed assets.

As of August 31, 2015, our current liabilities were $15,542. Current liabilities were comprised of $15,542 in loan from shareholder.

Stockholders’ equity was $18,295 as of May 31, 2015 compared to stockholders’ deficit of $238 as of August 31, 2015.

11 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2015, net cash flows used in operating activities was $21,698 consisting of a net loss of $21,733 and amortization expense of $35. Net cash flows used in operating activities was $5,826 for the three month period ended August 31, 2014.

Cash Flows from Investing Activities

For the three month periods ended August 31, 2015 and 2014, net cash flows used in investing activities was $0 and $690 respectively.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended August 31, 2015, net cash provided by financing activities was $11,200, received from loan from shareholder and proceeds from issuance of common stock. For the three month period ended August 31, 2014, net cash provided by financing activities was $2,600 received from loan from shareholder.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-month period ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SOMO, INC.
Dated: September 22, 2015	By: /s/ Olga Chernykh
Olga Chernykh, President and Chief Executive Officer and Chief Financial Officer

15 | Page