Form 10-Q
period 2015-11-30
SOMO, INC.
filed 2015-12-11
CIK 1587285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 11, 2015
Common Stock, $0.001	6,370,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of NOVEMBER 30, 2015 and the results of its operations for the six month period ended NOVEMBER 30, 2015 and its cash flows for the six month period ended NOVEMBER 30, 2015.

2 | Page

3 | Page

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	NOVEMBER 30, 2015 (UNAUDITED)	MAY 31, 2015 (AUDITED)
ASSETS
Current Assets
Cash	$ 2,087	$ 25,275
Prepaid expenses	8,334	-
Total current assets	10,421	25,275
Fixed Assets, net depreciation	492	562
Total assets	$ 10,913	$ 25,837
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Loan from shareholder	$ 18,342	$ 7,542
Total current liabilities	18,342	7,542
Total liabilities	$ 18,342	$ 7,542

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,370,000 shares issued and outstanding as at November 30, 2015; 6,210,000 shares issued and outstanding as at May 31, 2015;	$ 6,370	$ 6,210
Additional paid-in-capital	26,030	22,990
Deficit accumulated during the development stage	(39,829)	(10,905)
Total stockholder’s equity	(7,429)	$ 18,295
Total liabilities and stockholder’s equity	$ 10,913	$ 25,837

The accompanying notes are an integral part of these financial statements.

4 | Page

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended November 30, 2015	Three months ended November 30, 2014	Six months ended November 30, 2015	Six months ended November 30, 2014
Expenses
General and administrative expenses	$ 7,191	$ 1,434	$ 28,924	$ 7,260
Net loss from operations	(7,191)	(1,434)	(28,924)	(7,260)
Net loss	$ (7,191)	$ (1,434)	$ (28,924)	$ (7,260)
Loss per common share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	6,370,000	5,000,000	6,367,814	5,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended November 30, 2015	Six months ended November 30, 2014
Operating Activities
Net loss	$ (28,924)	$ (7,260)
Amortization Expense	70	58
Decrease (Increase) in Operating Assets:
Prepaid expenses	(8,334)	-
Net cash used in operating activities	(37,188)	(7,202)
Financing Activities

Investing Activities
(Increase) in Other Non-Current Asset	-	(690)
Net Cash provided by (used in) Investing Activities	-	(690)
Financing Activities
Proceeds from sale of common stock	3,200	-
Proceeds from loan from shareholder	10,800	2,600
Net cash provided by financing activities	14,000	2,600
Net increase in cash	(23,188)	(5,292)
Cash at beginning of the period	25,275	7,998
Cash at end of the period	$ 2,087	$ 2,706
Supplemental cash flow information:
Interest paid
Income taxes paid

The accompanying notes are an integral part of these financial statements.

6 | Page

SOMO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

Somo, Inc (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2013. For the period ended November 30, 2015 the Company has elected to follow ASC 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The adoption of ASC 2014-10 allows the company to remove the inception to date information and all references to development stage. We are formed to commence operations in the development and sale of mobile games for the Apple iOS and Android platforms.

As of November 30, 2015 the Company has not generated any revenue and has accumulated losses of $39,829.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $39,829 as of November 30, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2015 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended November 30, 2015.

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

Stock-Based Compensation

As of November 30, 2015 the Company has not issued any stock-based payments to its employees.  Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years.

8 | Page

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended November 30, 2015.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On March 17, 2014 the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.

For the year ended May 31, 2015, the Company issued 1,210,000 shares of its common stock at $0.02 per share for total proceeds of $24,200.

For the six month period ended November 30, 2015, the Company issued 160,000 shares of its common stock at $0.02 per share for total proceeds of $3,200.

As of November 30, 2015, the Company has 6,370,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of November 30, 2015 the Company had net operating loss carry forwards of $39,829 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2015, total loan amount was $18,342. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 - PREPAID EXPENSES

As of November 30, 2015, Company had prepaid expenses of $8,334, consisting of prepaid annual fee to OTC Markets Group Inc..

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2015 through the date the financial statements were available to be issued, December 9, 2015, and has determined that there are no items to disclose.

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

10 | Page

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on July 11, 2013 to November 30, 2015.  As of November 30, 2015, we had total assets of $10,913 and total liabilities of $18,342.  Since our inception to November 30, 2015, we have accumulated a deficit of $39,829. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended November 30, 2015 Compared to the three Month Period Ended November 30, 2014

Our net loss for the three month period ended November 30, 2015 was $7,191 compared to a net loss of $1,434 during the three month period ended November 30, 2014. During the three month period ended November 30, 2015, we have not generated   any revenue.

The weighted average number of shares outstanding was 6,370,000 for the Three month period ended November 30, 2015.

Six Month Period Ended November 30, 2015 Compared to the six Month Period Ended November 30, 2014

Our net loss for the six month period ended November 30, 2015 was $28,924 compared to a net loss of $7,260 during the six month period ended November 30, 2014. During the six month period ended November 30, 2015, we have not generated   any revenue.

The weighted average number of shares outstanding was 6,367,814 for the Six month period ended November 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2015, our total assets were $10,913 compared to $25,837 in total assets at May 31, 2015. As of November 30, 2015 our total assets were comprised of $2,087 in cash, $8,334 in prepaid expenses and $492 in fixed assets.

As of November 30, 2015, our current liabilities were $18,342. Current liabilities were comprised of $18,342 in loan from shareholder.

Stockholders’ equity was $18,295 as of May 31, 2015 compared to stockholders’ deficit of $7,429 as of November 30, 2015.

11 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended November 30, 2015, net cash flows used in operating activities was $37,188 consisting of a net loss of $28,924, increase in prepaid expenses of $8,334 and amortization expense of $70. Net cash flows used in operating activities was $7,202 for the six month period ended November 30, 2014.

Cash Flows from Investing Activities

For the six month periods ended November 30, 2015 and 2014, net cash flows used in investing activities was $0 and $690 respectively.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended November 30, 2015, net cash provided by financing activities was $14,000, received from loan from shareholder and proceeds from issuance of common stock. For the six month period ended November 30, 2014, net cash provided by financing activities was $2,600 received from loan from shareholder.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SOMO, INC.
Dated: December 11, 2015	By: /s/ Olga Chernykh
Olga Chernykh, President and Chief Executive Officer and Chief Financial Officer

15 | Page