Form 10-Q
period 2016-02-29
SOMO, INC.
filed 2016-04-19
CIK 1587285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 29, 2016

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

Somo, Inc.
187 E. Warm Springs Rd, Suite B401,
Las Vegas, NV 89119
 Tel. 702-781-2307

(Address and telephone number of principal executive offices)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 13, 2016
Common Stock, $0.001	6,370,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of FEBRUARY 29, 2016 and the results of its operations for the nine month period ended FEBRUARY 29, 2016 and its cash flows for the nine month period ended FEBRUARY 29, 2016.

PART I. FINANCIAL INFORMATION

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	FEBRUARY 29, 2016 (UNAUDITED)	MAY 31, 2015 (AUDITED)
ASSETS
Current Assets
Cash	$0	$25,275
Prepaid expenses	5,834	-
Total current assets	5,834	25,275
Fixed Assets, net depreciation	-	562
Total assets	$5,834	$25,837

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Loan from shareholder	$-	$7,542
Accounts Payable	300	-
Total current liabilities	300	7,542
Total liabilities	$300	$7,542

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,370,000 shares issued and outstanding as at February 29, 2016; 6,210,000 shares issued and outstanding as at May 31, 2015;	$6,370	$6,210
Additional paid-in-capital	44,372	22,990
Deficit accumulated during the development stage	(45,208)	(10,905)
Total stockholder’s equity	5,535	$18,295
Total liabilities and stockholder’s equity	$5,834	$25,837

The accompanying notes are an integral part of these financial statements.

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended February 29, 2016	Three months ended February 28, 2015	Nine months ended February 29, 2016	Nine months ended February 28, 2015

Expenses
General and administrative expenses	$5,379	$1,396	$34,303	$8,656
Net loss from operations	(5,379)	(1,396)	(34,303)	(8,656)

Net loss	$(5,379)	$(1,396)	$(34,303)	$(8,656)

Loss per common share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	6,370,000	5,000,000	6,368,540	5,000,00

The accompanying notes are an integral part of these financial statements.

SOMO, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended February 29, 2016	Nine months ended February 28, 2015

Operating Activities
Net loss	$(34,303)	$(8,656)
Amortization Expense	105	92
Account Payable	300
Decrease (Increase) in Operating Assets:
Prepaid expenses	(5,834)	-
Net cash used in operating activities	(39,732)	(8,564)
Net cash provided by (used in) operating activities

Investing Activities
Decrease (Increase) in Other Non-Current Asset	457	(690)
Net Cash provided by (used in) Investing Activities	457	(690)

Financing Activities
Proceeds from sale of common stock	21,542	-
Proceeds from loan from shareholder	(7,542)	4,000
Net cash provided by financing activities	14,000	4,000

Net increase in cash	(25,275)	(5,254)
Cash at beginning of the period	25,275	7,998
Cash at end of the period	$0	$2,744

Supplemental cash flow informaton:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

SOMO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business
Somo, Inc (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2013. For the period ended February 29, 2016 the Company has elected to follow ASC 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The adoption of ASC 2014-10 allows the company to remove the inception to date information and all references to development stage.
As of February 29, 2016 the Company has not generated any revenue and has accumulated losses of $45,208.

Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $45,208 as of February 29, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of nine months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 29, 2016 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended February 29, 2016.

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

Stock-Based Compensation
As of February 29, 2016 the Company has not issued any stock-based payments to its employees.  Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years.

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended February 29, 2016.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On March 17, 2014 the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.
For the year ended May 31, 2015, the Company issued 1,210,000 shares of its common stock at $0.02 per share for total proceeds of $24,200.
For the nine month period ended February 29, 2016, the Company issued 160,000 shares of its common stock at $0.02 per share for total proceeds of $3,200.

As of February 29, 2016, the Company has 6,370,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of February 29, 2016 the Company had net operating loss carry forwards of $45,208 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 - PREPAID EXPENSES

As of February 29, 2016, Company had prepaid expenses of $5,834, consisting of prepaid annual fee to OTC Markets Group Inc..

NOTE 5 – SUBSEQUENT EVENTS

On February 16, 2016, Somo, Inc. (herein after the “Company”) entered into a purchase and sale agreement with Enterprise Oil and Gas Corporation, a Delaware corporation (herein after “Enterprise”), whereby the Company agreed to purchase 100% of the shares held by Enterprise in Santa Ana Canyon Development Corp. (herein after “Santa”) in exchange for 637,000 shares of the Company. The transaction was intended to close on April 16, 2016, however, the Company continues to work on the audit of Enterprise. The Company anticipates closing the transaction by fiscal year end.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 General

Somo, Inc. was incorporated in the State of Nevada on July 11, 2013 and established a fiscal year end of May 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company and our operations to date have been devoted primarily to start-up and development activities.

On February 16, 2016, Somo, Inc. (herein after the “Company”) entered into a purchase and sale agreement with Enterprise Oil and Gas Corporation, a Delaware corporation (herein after “Enterprise”), whereby the Company agreed to purchase 100% of the shares held by Enterprise in Santa Ana Canyon Development Corp. (herein after “Santa”) in exchange for 637,000 shares of the Company. It is intended for the transaction to close by the end of the fiscal year end.  Until such time, the Company will undergo a full and complete audit to be included in a “Super 8K”, along with other Form 10 Information within 4 days of closing the purchase and sale agreement.

Santa currently holds certain oil, gas and other mineral leaseholds, including royalty payments derived therefrom and operating wells.  The specific assets held by Santa include relate to the leaseholds in the area generally referred to as the Amos-Travis Lease: Yorba Sand & Soquel Kraemer Zone and the Reeves-Carillo Lease: Yorba Sand & Soquel Kraemer Zone in Esperanza Field. These leaseholds include the following operating wells: Amos – Travis #2, Amos – Travis #1, Reeves – Carillo #1, Reeves – Carillo #2, and Reeves – Carillo #3.  Prior to closing, the Company intends to fully audit all assets and operations of Santa to be included in consolidated financials of the Company.  Upon closing, the Company will provide a definitive list and explanation of any and all assets acquired pursuant to the purchase and sale agreement.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on July 11, 2013 to February 29, 2016.  As of February 29, 2016, we had total assets of $5,834 and total liabilities of $300.  Since our inception to February 29, 2016, we have accumulated a deficit of $45,208. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended February 29, 2016 Compared to the three Month Period Ended February 28, 2015

Our net loss for the three month period ended February 29, 2016 was $5,379 compared to a net loss of $1,396 during the three month period ended February 28, 2015. During the three month period ended February 29, 2016, we have not generated   any revenue.

The weighted average number of shares outstanding was 6,370,000 for the Three month period ended February 29, 2016.

Nine Month Period Ended February 29, 2016 Compared to the nine Month Period Ended February 28, 2015

Our net loss for the nine month period ended February 29, 2016 was $34,303 compared to a net loss of $8,656 during the nine month period ended February 28, 2015. During the nine month period ended February 29, 2016, we have not generated   any revenue.

The weighted average number of shares outstanding was 6,368,540 for the Nine month period ended February 29, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2016, our total assets were $5,834 compared to $25,837 in total assets at May 31, 2015. As of February 29, 2016 our total assets were comprised of $5,834 in prepaid expenses.

As of February 29, 2016, our current liabilities were $300. Current liabilities were comprised of $300 in accounts payable.

Stockholders’ equity was $18,295 as of May 31, 2015 compared $5,535 as of February 29, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended February 29, 2016, net cash flows used in operating activities was $39,732 consisting of a net loss of $34,303, increase in prepaid expenses of $5,834, increase in accounts payable of $300 and amortization expense of $105. Net cash flows used in operating activities was $8,564 for the nine month period ended February 28, 2015.

Cash Flows from Investing Activities

For the nine month period ended February 29, 2016   decrease in assets was $457 compared net cash flows used in investing activities of $690 for the nine months period ended February 28, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended February 29, 2016, net cash provided by financing activities was $14,000, received from proceeds from issuance of common stock. For the nine month period ended February 28, 2015, net cash provided by financing activities was $2,600 received from loan from shareholder.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

On December 11, 2015, Olga Chernykh, the sole officer and director of the Company, holding 5,000,000 shares of common capital stock of the Company, representing exactly 78.49% of the total issued and outstanding shares of common capital stock of the Company, entered into a stock purchase agreement and escrow agreement with Ryan Bateman, whereby Ryan Bateman purchased exactly 5,000,000 shares from Olga Chernykh in exchange for $250,000.00. On February 16, 2016, 5,000,000 shares were issued to February Capital, LLC an entity controlled solely by Mr. Bateman.  As a result, Ryan Bateman become the controlling shareholder of the Company holding 78.49% of the total issued and outstanding shares of the common capital stock. There are no arrangements or understandings among members of former and new control groups and their associates regarding election of directors or other matters There are arrangements (including pledges), known to Company, which could later result in a change in control of Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement

On February 16, 2016, Somo, Inc. (herein after the “Company”) entered into a purchase and sale agreement with Enterprise Oil and Gas Corporation, a Delaware corporation (herein after “Enterprise”), whereby the Company agreed to purchase 100% of the shares held by Enterprise in Santa Ana Canyon Development Corp. (herein after “Santa”) in exchange for 637,000 shares of the Company. The transaction was intended to close on April 16, 2016, however, the Company continues to work on the audit of Enterprise. The Company anticipates closing the transaction by fiscal year end.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On February 15, 2016, Olga Chernykh, the sole officer and director of the Company resigned from the position as President of the Company, appointing Shane Manning as President of the Company.

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

SOMO, INC.

Dated: April 19, 2016	By: /s/ Shane Manning
Shane Manning, President